Form 10-K
period 2008-12-31
Caterpillar Financial Asset Trust 2008-A
filed 2009-03-27
CIK 1433061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 333-145491-02(Issuing Entity) Commission File Number 333-145491 (Depositor)
CATERPILLAR FINANCIAL ASSET TRUST 2008-A (Exact name of issuing entity as specified in its charter)
CATERPILLAR FINANCIAL FUNDING CORPORATION (Exact name of depositor as specified in its charter)
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of sponsor as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	26-0683996 (IRS Employer Identification No.)
The Bank of New York (Delaware) Attn: Corporate Trust Administration 100 White Clay Center Route 273 Newark Delaware (Address of principal executive offices)	19711 (Zip Code)
Registrant's telephone number, including area code: (302) 283-8905

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [    ]   No [  ✓  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [    ]   No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [✓]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ✓  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [    ]                                                                                                                   Accelerated filer [     ]
Non-accelerated filer [ ✓ ] (do not check if a smaller reporting company)                                   Smaller reporting company  [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]   No [ ✓ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

TABLE OF CONTENTS
			Page
Part I	Item 1B.	Unresolved Staff Comments...........................................................................................................................................................................................	4
	Item 1112(b) of Regulation AB.	Significant Obligors of Pool Assets (Financial Information).....................................................................................................................................	4
	Item 1114(b)(2) of Regulation AB.	Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).............................................	4
	Item 1115(b) of Regulation AB.	Certain Derivatives Instruments (Financial Information)...........................................................................................................................................	4
	Item 1117 of Regulation AB.	Legal Proceedings...	4
Part II	Item 9B.	Other Information...	5
Part III	Item 1119 of Regulation AB.	Affiliations and Certain Relationships and Related Transactions............................................................................................................................	5
	Item 1122 of Regulation AB.	Compliance with Applicable Servicing Criteria............................................................................................................................................................	5
	Item 1123 of Regulation AB.	Servicer Compliance Statement......................................................................................................................................................................................	6
Part IV	Item 15.	Exhibits and Financial Statement Schedules.................................................................................................................................................................	6

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

None.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by Caterpillar Financial Asset Trust 2008-A (the “Trust” or “issuing entity”) or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Trust.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

There are no material legal proceedings pending or contemplated against Caterpillar Financial Services Corporation (“Cat Financial”), as sponsor or servicer, Caterpillar Financial Funding Corporation, as depositor, Caterpillar Financial Asset Trust 2008-A, as the issuing entity, or any other parties described in Item 1117 of Regulation AB, or any of the property of any of the foregoing, which, individually or in the aggregate, would have a material adverse impact on investors in the offered Notes or Certificates.

4

PART II

    The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B. Other Information.

        None.

PART III

      The following items have been omitted in accordance with General Instruction J to Form 10-K:
Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships with Related Transactions.

With respect to disclosure of affiliations and certain relationships and related transactions, this information has been omitted from this Form 10-K in accordance with General Instruction to Item 1119 of Regulation AB and can be obtained in a prospectus supplement dated April 28, 2008, to a prospectus dated April 28, 2008, and filed with the Securities and Exchange Commission under the same Central Index Key code as used to file this current annual report on Form 10-K.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Cat Financial and U.S. Bank National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the issuing entity’s fiscal year ended December 31, 2008.  Each Report on Assessment is attached as an exhibit to this Form 10-K.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment.  Each Attestation Report is attached as an exhibit to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

5

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Cat Financial and U.S. Bank National Association has been identified as a servicer during the reporting period with respect to the asset pool held by the issuing entity.  Each of Cat Financial and U.S. Bank National Association has provided a Servicer Compliance Statement, signed by an authorized officer of each respective servicer, and each such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b)    The following documents are filed as part of this report:

     Exhibit No.
3.1
Articles of Incorporation of Caterpillar Financial Funding Corporation (incorporated by reference from Exhibit 3.1 to the Form S-3 Registration Statement, filed on March 15, 2005, Commission File No. 333-123328).

3.2	Bylaws of Caterpillar Financial Funding Corporation (incorporated by reference from Exhibit 3.2 to the Form S-3 Registration Statement, filed on March 15, 2005, Commission File No. 333-123328).
4.1
Indenture, dated April 1, 2008, between Caterpillar Financial Asset Trust 2008-A and U.S. Bank National Association, as trustee and not in its individual capacity (the “Indenture Trustee”), (incorporated by reference from Exhibit 4.1 to the Current Report filed on Form 8-K on May 8, 2008, Commission File No. 333-145491-02).

4.2
Amended and Restated Trust Agreement, dated April 29, 2008, between Caterpillar Financial Funding Corporation, a Nevada Corporation, as depositor, and BNYM (DELAWARE), a Delaware banking corporation , as trustee (incorporated by reference from Exhibit 4.2 to the Current Report filed on Form 8-K on May 8, 2008, Commission File Number 333-145491-02).

31	Certification of Steven R. Elsesser, Chief Financial Officer of Caterpillar Financial Funding Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities for Caterpillar Financial Services Corporation.
33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities for U.S. Bank National Association.
34.1	Attestation Report of Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP, on behalf of Caterpillar Financial Services Corporation.
34.2	Attestation Report of Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of U.S. Bank National Association.
35	Servicer Compliance Statement.
99	Annual Servicer Report to Holders of Notes and Certificates.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: Caterpillar Financial Funding Corporation
(Depositor)

Dated: March 27, 2009	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Caterpillar Financial Funding Corporation
(Depositor)

Dated: March 27, 2009	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Chief Financial Officer

7